Form 10QSB
period 1996-05-31
BULLET SPORTS INTERNATIONAL INC
filed 1996-07-19
CIK 862371

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         Commission File Number
         MAY 31, 1996                                         0-25682

                       BULLET SPORTS INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)

           DELAWARE                                          13-3561882
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification Number)


                               2803 S. YALE STREET
                           SANTA ANA, CALIFORNIA  92704
                       (Address of principal executive offices)

                    Issuer's telephone number, including area code:
                                   (714) 966-0310

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__      No _____

4,078,867 shares of the Registrant's Common Stock, par value $.001 per share were outstanding as of July 10, 1996.

Transitional Small Business Disclosure Format (check one):  Yes _____ No __X__

         This document consists of 13 pages, of which this is page 1

                        BULLET SPORTS INTERNATIONAL, INC.

                                  FORM 10-QSB

                        FOR THE QUARTER ENDED MAY 31, 1996


                                     INDEX

Facing sheet...............................................................  1
Index......................................................................  2

Part I    FINANCIAL INFORMATION
  Item 1  Financial Statements:

          a) Condensed Consolidated Balance Sheet at May 31, 1996
              (Unaudited)..................................................  3

          b) Condensed Consolidated Statements of Operations for the
              three months ended May 31, 1996 and 1995 (Unaudited).........  4

          c) Condensed Consolidated Statements of Cash Flows for the
              three months ended May 31, 1996 and 1995 (Unaudited).........  5

          d) Notes to Condensed Consolidated Financial Statements
              (Unaudited)..................................................  6

  Item 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  9


Part II  OTHER INFORMATION................................................. 11

Item 1   Legal Proceedings................................................. 11

Item 3   Defaults Upon Senior Securities................................... 11

Item 6   Exhibits and Reports on Form 8-K.................................. 12

Signatures................................................................. 13

                 BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED BALANCE SHEET

                               May 31, 1996
                                (Unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents......................................... $  668,464
  Accounts receivable trade, less allowance for sales returns and doubtful accounts of $216,770................................  1,876,753
  Inventories.......................................................  2,703,666
  Prepaid expenses and other........................................    286,141
  Restricted certificates of deposit................................  1,500,000
                                                                     ----------
    Total current assets............................................  7,035,024
                                                                     ----------
Property and equipment, at cost:
  Automotive equipment..............................................     15,194
  Computer systems..................................................    126,189
  Furniture, fixtures and equipment.................................    451,803
  Leasehold improvements............................................     65,172
                                                                     ----------
                                                                        658,358
  Less accumulated depreciation and amortization....................   (137,644)
                                                                     ----------
    Total property and equipment, net...............................    520,714
                                                                     ----------
Other assets:
  Deposits..........................................................     13,174
                                                                     ----------
    Total other assets..............................................     13,174
                                                                     ----------
                                                                     $7,568,912
                                                                     ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving line of credit.......................................... $1,699,054
  Short-term notes payable..........................................     39,008
  Accounts payable..................................................  2,408,660
  Accrued expenses and other........................................    564,040
  Current portion of capital lease obligations......................     12,575
                                                                     ----------
    Total current liabilities.......................................  4,723,337
                                                                     ----------
Long-term liabilities:
  Long-term lease obligations, less current portion.................     86,237
                                                                     ----------
    Total long-term liabilities.....................................     86,237
                                                                     ----------
Stockholders' equity:
  Series A, 6% non-voting cumulative convertible preferred stock -
   par value $.001; 500,000 shares authorized, 2,500 issued
   and outstanding..................................................     22,500
  Series B, 8.75% non-voting cumulative convertible preferred stock - par value $.001; 8,700 shares authorized, 6,950 issued and outstanding..................................................  5,359,959
  Series C, 8.75% non-voting cumulative convertible preferred stock - par value $.001; 2,000 authorized, issued and
   outstanding......................................................  1,815,727
  Common stock - par value $.001; 10,000,000 shares authorized,
   3,748,867 issued and outstanding.................................      3,749
  Additional paid-in capital........................................  3,306,429
  Accumulated deficit............................................... (7,749,026)
                                                                     ----------
    Total stockholders' equity......................................  2,759,338
                                                                     ----------
                                                                     $7,568,912
                                                                     ==========

     See accompanying notes to condensed consolidated financial statements

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               For The Three Months Ended May 31, 1996 and 1995
                                 (Unaudited)

                                                          1996          1995
                                                       ----------    ----------

 Net sales............................................ $2,444,241    $4,623,236
 Cost of goods sold...................................  2,077,762     3,295,292
                                                       ----------    ----------
 Gross profit.........................................    366,479     1,327,944
 Selling, general and administrative expenses.........  1,058,632     1,327,717
                                                       ----------    ----------
 Income (loss) from operations........................   (692,153)          227
                                                       ----------    ----------
 Other income (expense):
    Interest income...................................     16,706         2,282
    Interest expense..................................    (75,805)      (92,875)
                                                       ----------    ----------
       Net other income (expense).....................    (59,099)      (90,593)
                                                       ----------    ----------
 Loss before provision for income taxes...............   (751,252)      (90,366)
 Provision for Income taxes...........................      1,650        10,248
                                                       ----------    ----------
 Net loss.............................................  $(752,902)    $(100,614)
                                                       ==========    ==========
 Per share information:
    Net loss per share................................  $   (0.20)    $   (0.18)
                                                       ==========    ==========
    Weighted average shares outstanding...............  3,748,867       871,402
                                                       ==========    ==========



     See accompanying notes to condensed consolidated financial statements

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the Three Months Ended May 31, 1996 and 1995
                                       (Unaudited)

                                                                            1996           1995
                                                                        ------------    ----------
Cash flows from operating activities:
  Net loss............................................................. $  (752,902)    $ (100,614)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization......................................      34,840        153,214
    Changes in operating assets and liabilities:
      Increase in accounts receivable trade............................    (316,889)      (702,337)
      Decrease (Increase) in inventories...............................     763,106       (591,975)
      Decrease (Increase) in prepaid expenses and other................    (164,091)       101,171
      Increase (Decrease) in accounts payable..........................    (852,978)       211,002
      Increase (Decrease) in accrued expenses..........................    (146,560)        54,654
                                                                        -----------     ----------
Net cash used in operating activities..................................  (1,435,474)      (874,885)
                                                                        -----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment.................................      (73,917)       (34,983)
  Increase in restricted certificates of deposit......................     (500,000)           --
  Other, net..........................................................       (2,690)           --
                                                                        -----------     ----------
Net cash used in investing activities.................................     (576,607)       (34,983)
                                                                        -----------     ----------
Cash flows from financing activities:
  Net proceeds from issuances of preferred stock......................    1,811,825            --
  Net proceeds from issuances of common stock.........................         --        1,125,000
  Collection of subscription receivable...............................    1,261,157            --
  Proceed from issuance of notes payable..............................         --          206,381
  Repayments of notes payable.........................................      (30,101)           --
  Net repayments of revolving credit facility.........................     (443,370)      (400,000)
  Repayment of capital lease obligations..............................       14,505            --
                                                                        -----------     ----------
Net cash provided by financing activities.............................    2,614,016        931,381
                                                                        -----------     ----------

Net increase in cash and cash equivalents.............................      601,935         21,513
Cash and cash equivalents, beginning of period........................       66,529        661,900
                                                                        -----------     ----------
Cash and cash equivalents, end of period..............................  $   668,464     $  683,413
                                                                        ===========     ==========
Supplemental disclosures of cash flow information --
  Cash paid during the year for:
    Interest..........................................................  $    76,990     $   92,875
                                                                        ===========     ==========
    Income taxes......................................................  $     1,650     $      --
                                                                        ===========     ==========

Supplemental schedule of non-cash investing and financing activities:
    1996
    The Company issued 250 shares of Series C Preferred Stock for notes payable, related accrued interest and less exchange costs for a net total of
      $224,142.


         See accompanying notes to condensed consolidated financial statements

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE 1 -- BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND GOING CONCERN

     DESCRIPTION OF THE BUSINESS -- Bullet Sports International, Inc. ("Company") and the business acquired by its subsidiary, Bullet-Cougar Golf Corporation ("Bullet-Cougar"), on January 18, 1995 have been engaged since 1979 in the manufacturing and assembling of golf clubs and the wholesale distribution of golf clubs, bags and accessories.

     INTERIM FINANCIAL INFORMATION -- The accompanying condensed consolidated financial statements which present the financial position of Bullet Sports International, Inc. and subsidiary as of May 31, 1996 and the results of operations for the three months ended May 31, 1996 and 1995 have been prepared by the Company without audit. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at May 31, 1996 and for the three months then ended.

Although the Company believes that the disclosure in the unaudited condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Audited financial statements were included in the Company's annual report on Form 10-KSB under the Securities Exchange Act of 1934 for the year ended February 29, 1996. These May 31, 1996 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report or Form 10-KSB for the year ended February 29, 1996.

The results of operations for the interim period ended May 31, 1996 are not necessarily indicative of the results for the full year.

     GOING CONCERN -- The Company experienced operating losses during the fiscal year ended February 29, 1996 and continues to suffer operating losses, declining revenues, negative cash flows from operations, loss of liquidity as a result of cash assets pledged to the lender, and continuing noncompliance with existing lender covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will not have sufficient cash to meet minimum operating requirements through fiscal 1997 unless the Company is successful in raising additional capital.

The Company is pursuing renegotiation of its existing credit facility, as well as exploring alternative financing options to fund ongoing operations including the exercise of existing warrants. Management is also attempting to reduce selling, general and administrative expenses and restructure its marketing and sales efforts to reverse the declining sales trend and attain profitability.

Management believes that unless the Company is able to restructure its credit facility, reduce collateral requirements pledged on its line of credit, improve profitability by increasing revenues and gross margins while at the same time reducing selling, general and administrative expenses, the Company will not attain profitable operating levels nor generate sufficient cash to meet minimum operating requirements. If management's plans in connection with these matters are not successful, it would have a material adverse effect on the Company's financial condition. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     PER SHARE INFORMATION -- Net loss per share information is computed based on the weighted average shares of common stock and common stock equivalents outstanding during the periods presented. No stock options are included in the computation of per share information as their effect would be anti-dilutive.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                  (UNAUDITED)


NOTE 2 -- INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include materials, labor and manufacturing overhead. Below is a summary of the components of inventories at May 31, 1996:

                   Raw materials                 $1,286,808
                   Work in process                    9,929
                   Finished goods                 1,406,929
                                                 ----------
                                                 $2,703,666
                                                 ==========

NOTE 3 -- FINANCING TRANSACTIONS

On August 25, 1995, Bullet-Cougar entered into a revolving line of credit with a financial services corporation. The $3,000,000 line of credit extends to August 31, 1997 with interest at 1.50% over the prime rate (8.25% at May 31, 1996), payable monthly. The credit line is secured by Bullet-Cougar's inventory and accounts receivable, as defined, and a $1,500,000 letter of credit secured by certificates of deposit. During the three months ended May 31, 1996, Bullet-Cougar increased the letter of credit to $1,500,000 from $1,000,000 and the lender rescinded the termination notice it issued in the prior fiscal year. However, the Bullet-Cougar continues to be in a state of noncompliance with certain financial covenants under the revolving line of credit, and is subject to additional demands for collateral from the lender or to a termination of the revolving line of credit.

On May 23, 1996, noteholders exchanged four short-term notes payable and related accrued interest for preferred stock as set forth in Note 4.

NOTE 4 -- STOCKHOLDERS' EQUITY

On March 21, 1996, 235,050 shares of Series A, 6% Non-Voting Cumulative Convertible Preferred Stock were converted into 3,134 shares of Series B 8.75% Non-Voting Cumulative Convertible Preferred Stock at $675.00 per share for a total value of $2,115,450. The Company received no proceeds from this conversion. In conjunction with the above conversion, the Company granted warrants to purchase 313,400 shares of the Company's common stock at $2.95 per share through February 2001.

On March 21, 1996, the Company issued 250 shares of Series B, 8.75% Non-Voting Cumulative Convertible Preferred Stock in a private offering at $880.96 per share for net proceeds of $220,240 and granted warrants to purchase 25,000 shares of the Company's common stock at $2.95 per share through February 2001.

From April 18, 1996 through May 22, 1996, the Company issued 1,750 shares of Series C, 8.75% Non-Voting Cumulative Convertible Preferred Stock, which has similar terms and liquidation preferences as the Series B Preferred Stock, in a private offering at $888.52 to $911.47 per share for total net proceeds of $1,591,585 and granted warrants to purchase 271,582 shares of the Company's common stock at $2.95 per share through February 2001.

On May 23, 1996, the Company issued 250 shares of Series C, 8.75% Non-Voting Cumulative Convertible Preferred Stock in exchange for four short-term promissory notes, related accrued interest and less exchange costs for a net total of $224,142. The Company received no proceeds from this exchange. The noteholders received warrants to purchase 40,290 shares of the Company's common stock at $2.87 per share through February 2001.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   (UNAUDITED)


NOTE 5 -- COMMON STOCK OPTIONS

The following table summarizes stock option and warrant transactions for the three months ended May 31, 1996:


                                           Number of
                                          options and                               Weighted
                                            warrants           Exercise           average price
                                             shares         price per share          per share
                                          -----------       ---------------        -------------
Outstanding at February 29, 1996:
     Options ............................    855,000         $0.50 to $6.00             $3.13
     Warrants ...........................    319,100         $2.95 to $2.95             $2.95
Granted .................................    950,272         $2.00 to $2.95             $2.65
Exercised ...............................       (-0-)        $0.00 to $0.00             $0.00
Forfeited ...............................   (300,000)        $5.75 to $5.75             $5.75
                                           ---------         --------------             -----
Outstanding at May 31, 1996 .............  1,824,372         $0.50 to $6.00             $2.45
                                           =========         ==============             =====



All of the stock options and warrants at May 31, 1996 are exercisable.


NOTE 6 -- SUBSEQUENT EVENTS

On June 24, 1996, the Company issued a key employee 5,000 shares and two Company officers/directors 50,000 shares each of common stock under the Company's 1994 Employee Stock Compensation Plan in settlement of liabilities recorded as of February 29, 1996. These issuances were recorded at an estimated fair market value of $2.13 per share based on the closing price of the common stock on March 11, 1996 (the date the Company approved the number of shares to be issued for services performed).

On June 24, 1996, the Company issued its two principal legal firms 70,000 shares of common stock under the Company's 1994 Employee Stock Compensation Plan in settlement of liabilities recorded as of February 29, 1996. These issuances were recorded at an estimated fair market value of $2.13 per share based on the closing price of the common stock on March 11, 1996 (the date the Company approved the number of shares to be issued for legal services performed).

On June 24, 1996, the Company issued a financial public relations consultant 50,000 shares of common stock under the Company's 1994 Employee Stock Compensation Plan at an estimated fair market value of $2.19 per share based on the closing price of the common stock on March 18, 1996, the effective date of the one year financial public relations contract with the consultant for which the shares are compensation. In addition, the Company issued options which are immediately exercisable to purchase 300,000 shares of the Company's common stock at $2.00 per share through March 17, 1999.

On June 24, 1996, the Company issued a legal firm 20,000 shares of common stock under the Company's 1994 Employee Stock Compensation Plan at an estimated fair market value of $3.56 per share based on the closing price of the common stock on June 24, 1996 for legal services performed. The fair market value of the stock issued is a 1997 fiscal year operating expense.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three months ended May 31, 1996 as compared to the same periods for the prior year. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

NET SALES -- Net revenues decreased to $2,444,000 for the three months ended May 31, 1996 compared to $4,623,000 for the corresponding period of the prior year, a decrease of $2,179,000 or 47%. The Company is currently operating with approximately a third less independent sales representatives compared to the corresponding period of the prior year and has a less experienced group of in-house telemarketers, both of which unfavorably affected our sales level. In addition, the Company experienced a significant reduction in revenue from a large customer who introduced its own in house product line. Finally, the Company believes that demand for the Company's products has decreased as certain customers were unsure of the Company's ability to deliver product in sufficient quantities and on a timely basis.

GROSS PROFIT ON SALES -- The gross profit decreased in the three months ended May 31, 1996 by $962,000 or 72% to $366,000 from $1,328,000 in the three months ended May 31, 1995, and the gross profit percentage decreased significantly during the current period to 15.0% compared to 28.7% in the corresponding period of the prior year. The decrease in gross profit resulted from the decrease in sales volumes, higher relative production cost due to lower sales and production volumes, and an inability to increase unit sales prices to offset higher cost of purchased products and raw materials.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses were $1,059,000 and $1,328,000 for the three months ended May 31, 1996 and 1995, respectively, or 43.3% and 28.7% of total revenues. The largest decreases in expenses were attributable to advertising and endorsements which declined to $109,000 during the current three month period from $191,000 in the corresponding period last year, and the elimination of amortization expense for goodwill, trademarks and patents. During the three months ended May 31, 1995, the Company incurred amortization expense of $114,000 whereas there wasn't any amortization expense this three months because all goodwill, trademark and patents costs were written off at the end of the last fiscal year ended February 29, 1996.

INTEREST INCOME -- Interest income increased from $2,000 in the three months ended May 31, 1995 to $16,000 in the three months ended May 31, 1996, because of the Company's restricted certificates of deposit which are required under terms of the Company's revolving line of credit.

INTEREST EXPENSE -- Interest expense for the three months ended May 31, 1996 decreased by $17,000 to $76,000, principally due to a lower average principal balance on the Company's revolving line of credit during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at May 31, 1996, was $2,312,000 which represents a $2,504,000 increase from the deficit at the beginning of the fiscal year. Cash and cash equivalents increased by $602,000 to $668,000 at May 31, 1996, due to an increase in equity capital raised through the issuance of preferred stock. Accounts receivable increased by $317,000 or 20% to $1,877,000 at May 31, 1996 because of a seasonal increase in sales. Inventory decreased by $763,000 or 22% to $2,704,000 at May 31, 1996, due to lower buying and the seasonal increase in sales. Prepaid expenses and other current assets increased by $164,000 to $286,000 at May 31, 1996, primarily due to a prepaid for a one year financial public relations contract. Accounts payable decreased by $853,000 or 26% to $2,409,000 at May 31, 1996 because new equity capital was used to reduce payables and because of lower product and raw material purchases.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the prior fiscal year, the Company fell out of compliance with certain financial covenants, causing the lender to lower the borrowing limit to $3,000,000 and to increase the securing letter of credit to $1,500,000 ($1,000,000 on February 14, 1996 and $1,500,000 since April 2, 1996). The letter of credit is secured by certificates of deposit which mature September 26, 1996 and are shown on the May 31, 1996 Balance Sheet as restricted certificates of deposit. The letter of credit and securing certificate of deposit adversely effect the Company's liquidity and have the effect of substantially lowering the effective borrowings under the revolving credit facility and, also, effectively increasing the cost of funds. At May 31, 1996, borrowings under the credit facility totaled $1,699,000 and as of June 30, 1996, the borrowings totaled $1,879,000 with a $1,986,000 borrowing limit. The Company continues to be in the state of noncompliance with financial covenant for net earnings and is therefore subject to additional demands for collateral from the lender or to a termination of the revolving line of credit. The Company is currently pursuing renegotiation of the financial covenants with the lender to assure continuing compliance. Additionally, the Company is actively seeking replacement financing as more fully discussed below.

For the quarter ended May 31, 1996, the Company utilized cash from operations and investing activities of $1,435,000 and $577,000, respectively. The cash requirements of the Company in the quarter ended May 31, 1996 were principally met by funds received from financing activities as outlined below:

On February 29, 1996, the Company entered into a subscription agreement with two significant stockholders for the purchase of 2,000 shares of Series B Preferred Stock for $1,000 per share and a total value of $2,000,000. Prior to the Series B Preferred Stock subscription, the Company had $500,000 in notes payable to these stockholders. As a result, $500,000 of the Series B Preferred Stock subscription was used to retire the notes on February 29, 1996. The $1,500,000 remainder of the subscription agreement, net of issuance costs, were received on March 6, 1996.

During March, April and May 1996, the Company issued 2,000 shares of Series B and Series C Preferred Stock for net cash proceeds of $1,812,000, after offering costs of $188,000. In addition, on May 23, 1996, the Company issued 250 shares of Series C, Preferred Stock in exchange for four short-term promissory notes, related accrued interest and less exchange costs for a net total of $224,000.

The Company is pursuing renegotiation of its existing credit facility, as well as exploring alternative financing options to fund ongoing operations including the exercise of existing warrants. Management believes that the Company will not have sufficient cash to meet minimum operating requirements through fiscal 1997 unless the Company is successful in raising additional capital. Management is also attempting to reduce selling, general and administrative expenses and restructure its marketing and sales efforts to reverse the declining sales trend and to attain profitability. Management believes that unless the Company is able to restructure its credit facility, reduce collateral requirements pledged on its line of credit, improve profitability by increasing revenues and gross margins while at the same time reducing selling, general and administrative expenses, the Company, will not have sufficient cash to meet minimum operating requirements. If management's plans in connection with these matters are not successful, it would have a material adverse effect on the Company's financial condition.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   PART II
                              OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS
         In March 1996, W. O. Crisman, III, individually, and
         W. O. Crisman, III, d/b/a Otey Crisman Golf Company, a sole proprietorship, filed an action in the United States District Court for the Southern District of Alabama against the Company seeking declaratory relief and damages for claimed breaches of contract and fraud arising out of the Company's June 13, 1995 acquisition of the business and assets of the Otey Crisman Golf Company. The Company disputed these claims. The Company and the plaintiff have entered into settlement negotiations, but no settlement agreement has been executed. The Otey Crisman Golf Company was a supplier to the Company prior to the initiation of the lawsuit.

         In March 1996, KZ-Golf, Inc. filed an action in the Orange County Superior Court (California) against the Company seeking damages for breach of contract. The complaint alleges that the plaintiff contracted on behalf of itself and as agent for two Taiwanese manufacturers to supply Bullet-Cougar with titanium and zirconium insert golf club heads. Plaintiff filed the action on its own behalf and on behalf of the Taiwanese manufacturers, Wonderswing Development Corp. and Performax Golf and Composite, Inc. and seeks approximately $337,000 in lost profit damages based on Bullet-Cougar's purported anticipatory repudiation of the purported contract. Bullet-Cougar denies the existence of any such contract. Furthermore, it is Bullet-Cougar's position that even if a contract is found to have existed, several conditions precedent did not occur and/or were not performed by plaintiff. Discovery in this case is ongoing.

         The Company has become subject to various other lawsuits, claims and other legal matters in the ordinary course of conducting its business. The Company believes, based on experience to date, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2:  CHANGES IN SECURITIES

         (a)  NOT APPLICABLE

         (b)  NOT APPLICABLE

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         The Company is out of compliance on its revolving line of credit because it doesn't meet the financial covenants for minimum net earnings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5:  OTHER INFORMATION

         NOT APPLICABLE

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   PART II
                        OTHER INFORMATION (CONTINUED)


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) NOT APPLICABLE

         (b) Reports on Form 8-K

         On April 24, 1996, the Company announced the private placement of Series B and C Preferred Stock and the preliminary unaudited results of operations for the fiscal year ended February 29, 1996.

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                 SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BULLET SPORTS INTERNATIONAL, INC.

                                       Registrant


Date:  July 18, 1996

                                       /s/ JOHN A. HAAS
                                       ----------------
                                       John A. Haas
                                       President and Chief Executive Officer


                                       /s/ MARK GREEN
                                       ----------------
                                       Mark Green
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)