Form 10QSB
period 1996-08-31
BULLET SPORTS INTERNATIONAL INC
filed 1996-10-18
CIK 862371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               Commission File Number
          AUGUST 31, 1996                                0-25682

                        BULLET SPORTS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     13-3561882
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification Number)


                               2803 S. YALE STREET
                          SANTA ANA, CALIFORNIA  92704
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

Yes   X        No
   -------       -------
4,428,867 shares of the Registrant's Common Stock, par value $.001 per share were outstanding as of October 10, 1996.

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                              ------    -------


           This document consists of 16 pages, of which this is page 1

                        BULLET SPORTS INTERNATIONAL, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED AUGUST 31, 1996


                                      INDEX

           Facing sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
           Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I FINANCIAL INFORMATION

       Item 1   Financial Statements:

                a)   Consolidated Balance Sheet at August 31, 1996
                     (Unaudited). . . . . . . . . . . . . . . . . . . . . . .  3

                b)   Consolidated Statements of Operations and
                     Accumulated Deficit for the three and six months ended
                     August 31, 1996 and 1995 (Unaudited) . . . . . . . . . .  4

                c) Consolidated Statements of Cash Flows for the six months ended August 31, 1996 and 1995 (Unaudited). . .5

                d)   Notes to Consolidated Financial Statements
                     (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .6

       Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . . .10


Part II         OTHER INFORMATION

       Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .14

       Item 3   Defaults Upon Senior Securities. . . . . . . . . . . . . . . .14

       Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .15

                Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .16

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEET

                                 August 31, 1996
                                   (UNAUDITED)

                                     ASSETS

 Current assets:
   Cash and cash equivalents...................................... $    995,760
   Accounts receivable, less allowance for sales returns
     and doubtful accounts of $161,579............................    1,461,864
   Inventories....................................................    2,673,178
   Prepaid expenses and other.....................................      341,563
   Restricted certificates of deposit.............................    1,500,000
                                                                    -----------
       Total current assets.......................................    6,972,365
                                                                    -----------
 Property and equipment, at cost:
   Automotive Equipment...........................................       15,194
   Computer systems...............................................      120,527
   Furniture, fixtures and equipment..............................      468,562
   Leasehold improvements.........................................       65,172
                                                                    -----------
                                                                        669,455

   Less accumulated depreciation and amortization.................     (168,982)
                                                                    -----------
       Total property and equipment, net..........................      500,473
                                                                    -----------
 Other assets:
   Deposits.......................................................       21,574
                                                                    -----------
                                                                   $  7,494,412
                                                                    -----------
                                                                    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Revolving line of credit....................................... $  1,660,970
   Short-term notes payable.......................................       16,520
   Accounts payable...............................................    1,352,618
   Accrued expenses and other.....................................    1,069,644
   Accrued preferred stock dividends..............................      364,083
   Current portion of capital lease obligations...................       18,923
                                                                    -----------
       Total current liabilities..................................    4,482,758
                                                                    -----------

 Long-term liabilities:
   Capital lease obligations, less current portion................       75,533
                                                                    -----------
       Total long-term liabilities................................       75,533
                                                                    -----------
 Stockholders' equity:
   Series A, 6% non-voting cumulative convertible preferred
     stock - par value $.001; 500,000 shares authorized, 2,500
     issued and outstanding.......................................       22,500
   Series B, 8.75% non-voting cumulative convertible preferred stock - par value $.001; 8,700 shares authorized, 6,950
     issued and outstanding.......................................    5,359,959
   Series C, 8.75% non-voting cumulative convertible preferred stock - par value $.001; 2,000 authorized, issued and
     outstanding..................................................    1,815,727
   Series D, 8.75% non-voting cumulative convertible preferred stock - par value $.001; 25,000 authorized, 11,475 issued
     and outstanding..............................................      791,975
   Common stock - par value $.001; 10,000,000 shares authorized,
     4,278,867 issued and outstanding.............................        4,279
   Additional paid-in capital.....................................    4,534,649
   Accumulated deficit............................................   (9,592,968)
                                                                    -----------
       Total stockholders' equity.................................    2,936,121
                                                                    -----------
                                                                   $  7,494,412
                                                                    -----------
                                                                    -----------

 See accompanying notes to consolidated financial statements

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                               Three Months Ended August 31,      Six Months Ended August 31,
                                               ------------------------------   -----------------------------
                                                     1996             1995           1996             1995
                                                ------------     ------------   ------------      -----------
 Net sales...................................  $  1,730,235     $  4,271,527   $  4,174,476      $ 8,894,763
 Cost of goods sold..........................     1,377,649        3,146,247      3,455,411        6,441,539
                                                ------------     ------------   ------------      -----------
 Gross profit................................       352,586        1,125,280        719,065        2,453,224
                                                ------------     ------------   ------------      -----------
 Operating expenses:
   Product development.......................        17,126               -          17,126               -
   Selling, general and administrative.......     1,761,202        1,764,993      2,819,834        3,092,710
                                                ------------     ------------   ------------      -----------
 Loss from operations........................    (1,425,742)        (639,713)    (2,117,895)        (639,486)
                                                ------------     ------------   ------------      -----------
 Other income (expense):
   Interest income...........................        22,584              747         39,290            3,029
   Interest expense..........................       (64,990)        (111,853)      (140,795)        (204,728)
   Other, net................................       (11,711)              23       (11,711)               23
                                                ------------     ------------   ------------      -----------
     Net other income (expense)..............       (54,117)        (111,083)      (113,216)        (201,676)
                                                ------------     ------------   ------------      -----------
 Loss before provision for income taxes......    (1,479,859)        (750,796)    (2,231,111)        (841,162)

 Provision (credit) for Income taxes.........            -            (9,448)         1,650              800
                                                ------------     ------------   ------------      -----------
 Net loss....................................  $ (1,479,859)    $   (741,348)  $ (2,232,761)     $  (841,962)
                                                ------------     ------------   ------------      -----------

 Accumulated deficit, beginning of period....    (7,749,026)        (332,591)    (6,996,124)        (231,977)

 Less preferred stock dividends..............      (364,083)              -        (364,083)              -
                                                ------------     ------------   ------------      -----------
 Accumulated deficit, end of period..........    (9,592,968)      (1,073,939)    (9,592,968)      (1,073,939)
                                                ------------     ------------   ------------      -----------
                                                ------------     ------------   ------------      -----------
 Per share information:
   Net loss per common share.................  $      (0.45)           (0.29)         (0.66)           (0.53)
                                                ------------     ------------   ------------      -----------
                                                ------------     ------------   ------------      -----------

   Weighted average shares outstanding.......     4,086,367        2,716,890      3,917,617         1,794,146
                                                ------------     ------------   ------------      -----------
                                                ------------     ------------   ------------      -----------


           See accompanying notes to consolidated financial statements

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)


                                                                                  1996                   1995
                                                                              ------------            -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................................. $ (2,232,761)           $  (841,962)
                                                                              ------------            -----------
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization..........................................       70,807                278,583
     Loss (Gain) on disposal of assets......................................       11,711                    (23)
     Common stock issued for compensation and services......................      596,250                144,375
     Changes in operating assets and liabilities:
       Decrease (Increase) in accounts receivable...........................       98,000               (252,266)
       Decrease (Increase) in inventories...................................      793,594             (1,124,775)
       Increase in prepaid expenses and other...............................     (219,513)              (296,072)
       Increase (Decrease) in accounts payable..............................   (1,909,020)               772,597
       Increase in accrued expenses.........................................      359,044                100,737
       Increase in non-compete agreement....................................          -                    3,236
                                                                              ------------            -----------
       Net cash used in operating activities................................   (2,431,888)            (1,215,570)
                                                                              ------------            -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment......................................     (101,354)               (70,420)
   Increase in restricted certificate of deposit............................     (500,000)                   -
   Purchases of patents and trademarks......................................          -                   (3,093)
   Proceeds from disposal of vehicles.......................................          -                    2,900
   Other, net...............................................................      (11,090)                (3,419)
                                                                              ------------            -----------
       Net cash used in investing activities................................     (612,444)               (74,032)
                                                                              ------------            -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuances of preferred stock...........................    2,603,800                    -
   Net proceeds from issuances of common stock..............................      632,500              1,518,750
   Collection of subscription receivable....................................    1,261,157                    -
   Proceeds from issuance of notes payable..................................          -                   78,000
   Repayments of notes payable..............................................      (34,907)               (37,524)
   Net repayments of revolving credit facility..............................     (481,454)              (400,000)
   Repayment of capital lease obligations...................................       (7,533)                  (817)
                                                                              ------------            -----------
       Net cash provided by financing activities............................    3,973,563              1,158,409
                                                                              ------------            -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................      929,231               (131,193)
 CASH AND CASH EQUIVALENTS, beginning of period.............................       66,529                661,900
                                                                              ------------            -----------
 CASH AND CASH EQUIVALENTS, end of period................................... $    995,760            $   530,707
                                                                              ------------            -----------
                                                                              ------------            -----------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for:
     Interest............................................................... $    127,960            $   214,193
                                                                              ------------            -----------
                                                                              ------------            -----------
     Income taxes........................................................... $      1,650            $       800
                                                                              ------------            -----------
                                                                              ------------            -----------


 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES, 1996:
     The Company issued 250 shares of Series C Preferred Stock for notes payable, related accrued interest and less exchange costs for a net total of $224,142.

     The Company issued 135,000 shares of common stock valued at $286,875 to a key employee, two Company officer/directors and a legal firm in settlement of liabilities recorded at February 29, 1996.

     The Company issued 50,000 shares of common stock valued at $109,375 to a financial public relations consultant for a one year services contract which commenced March 18, 1996.

     The Company issued 60,000 shares of common stock valued at $200,000 to a legal firm for services performed in the current and prior fiscal years.

     Dividends of $364,083 on preferred stock were accrued but not paid for the six months ended August 31, 1996.

           See accompanying notes to consolidated financial statements

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND GOING CONCERN

DESCRIPTION OF THE BUSINESS - Bullet Sports International, Inc. ("Company") and the business acquired by its subsidiary, Bullet-Cougar Golf Corporation ("Bullet-Cougar"), on January 18, 1995 have been engaged since 1979 in the design and assembling of golf clubs and the wholesale distribution of golf clubs, bags and accessories.

INTERIM FINANCIAL INFORMATION - The accompanying condensed consolidated financial statements which present the financial position of Bullet Sports International, Inc. and subsidiary as of August 31, 1996 and the results of operations for the three and six month periods ended August 31, 1996 and 1995 have been prepared by the Company without audit. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at August 31, 1996 and for the three and six month periods then ended.

Although the Company believes that the disclosure in the unaudited condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Audited financial statements were included in the Company's annual report on Form 10-KSB under the Securities Exchange Act of 1934 for the year ended February 29, 1996. These August 31, 1996 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 1996.

The results of operations for the interim period ended August 31, 1996 are not necessarily indicative of the results for the full year.

GOING CONCERN - The Company experienced operating losses during the fiscal year ended February 29, 1996 and continues to suffer operating losses, declining revenues, negative cash flows from operations, loss of liquidity as a result of cash assets pledged to the lender, and continuing noncompliance with existing lender covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will not have sufficient cash to meet minimum operating requirements through fiscal 1997 unless the Company is successful in raising additional capital.

The Company is exploring alternative financing options to fund ongoing operations. Management is also attempting to reduce selling, general and administrative expenses and restructure its marketing and sales efforts to reverse the declining sales trend and to attain profitability.

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

PER SHARE INFORMATION - Net loss per share information is computed based on the weighted average shares of common stock and common stock equivalents outstanding during the periods presented. No stock options are included in the computation of per share information as their effect would be anti-dilutive. Additionally, the net loss is adjusted for the effect of accrued cumulative preferred stock dividends of $364,083 or $.09 per common share for the three and six months ended August 31, 1996.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   (UNAUDITED)


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include materials, labor and manufacturing overhead. Below is a summary of the components of inventories at August 31, 1996:

               Raw materials            $1,154,438
               Work in process              49,314
               Finished goods            1,469,426
                                         ---------
                                        $2,673,178
                                         ---------
                                         ---------

NOTE 3 - FINANCING TRANSACTIONS

On August 25, 1995, Bullet-Cougar entered into a revolving line of credit with a financial services corporation. The $3,000,000 line of credit extends to August 31, 1997 with interest at 1.50% over the prime rate (8.25% at August 31, 1996), payable monthly. The credit line is secured by Bullet-Cougar's inventory and accounts receivable, as defined, and a $1,500,000 letter of credit secured by a certificate of deposit. During the six months ended August 31, 1996, Bullet-Cougar increased the letter of credit to $1,500,000 from $1,000,000 and the lender rescinded the termination notice it issued in the prior fiscal year. However, Bullet-Cougar continues to be in a state of noncompliance with certain financial covenants under the revolving line of credit, and is subject to additional demands for collateral from the lender or to a termination of the revolving line of credit.

On May 23, 1996, note holders exchanged four short-term notes payable and related accrued interest for preferred stock as set forth in Note 4.


NOTE 4 - STOCKHOLDERS' EQUITY

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

On May 23, 1996, the Company issued 250 shares of Series C, 8.75% Non-Voting Cumulative Convertible Preferred Stock in exchange for four short-term promissory notes, related accrued interest and less exchange costs for a net total of $224,142. The Company received no proceeds from this exchange. The note holders received warrants to purchase 40,290 shares of the Company's common stock at $2.87 per share through February 2001.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   (UNAUDITED)


The Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering shares of common stock underlying 6,950 shares of Series C and 550 shares of Series B Preferred Stock causing the Company to incur additional charges for payment to the preferred shareholders. The initial additional charges total $188,925 and increase at the rate of $6,298 per day until the registration statement becomes effective. As of August 31, 1996, the Company recorded additional cost of $498,133. The initial additional charges are calculated at 3% of the funding provided by the preferred shareholders and the on going additional cost is calculated at 3% per month with proration for periods of less than 30 days. The Company filed a Registration statement with the Securities and Exchange Commission on October 17, 1996, and expects to gain effectiveness in the near Term (see Note 6).

Dividends payable to the holders of Series B, C and D 8.75% Non-Voting Cumulative Convertable Preferred Stock are payable on February 1, May 1, August 1 and November 1 of each year. Dividends payable but not paid on the due dates bear interest at the rate of 12% per annum until paid. Subject to the terms of the Certificate of Declaration, dividends may, at the option of the Board of Directors, be paid in stock in lieu of cash. To date, the Board of Directors has not declared any dividends on the Series B, C or D Preferred Stock; however, due to the terms for preferred stock dividends, the Company has accrued Series B, C and D Preferred Stock dividends of $364,083 for the six months ended August 31, 1996.

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

On June 24, 1996, the Company issued its principal legal firm 30,000 shares of common stock under the Company's 1994 Employee Stock Compensation Plan in settlement of liabilities recorded as of February 29, 1996. This issuance was recorded at an estimated fair market value of $2.13 per share based on the closing price of the common stock on March 11, 1996 (the date the Company approved the number of shares to be issued for the legal services performed).

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

On June 24, 1996, the Company issued a legal firm 60,000 shares of common stock under the Company's 1994 Employee Stock Compensation Plan for legal services related to securities work that was performed during the current and prior fiscal years. Under the terms of the common stock grant, no gain or loss was to be recognized by the legal firm, the full net proceeds from the sale of the common stock totaling $200,000 or $3.33 per share were applied in settlement for services.

On July 19, 1996, warrants for the purchase 200,000 shares of common stock were exercised at $2.95 per share for net proceeds of $590,000. In a related transaction on July 19th, the Company issued 11,475 shares of Series D, 8.75% Non-Voting Cumulative Convertible Preferred Stock at $69.02 per share for net proceeds of $791,975 after offering costs of $4,525. The issuance of these preferred stock was in lieu of issuing 270,000 shares of common stock for warrants having an exercise price of $2.95 per share.

During the six months ended August 31, 1996, options to purchase 85,000 shares of common stock were exercised at $.50 per share for net proceeds of $42,500.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   (UNAUDITED)


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes stock option and warrant transactions for the six months ended August 31, 1996:

                                               Number of                           Weighted
                                              options and        Exercise        average price
                                               warrants       price per share     per share .
                                              -----------     ---------------    -------------
     Outstanding at February 29, 1996:
        Options. . . . . . . . . . . .          855,000       $0.50 to $6.00         $3.13
        Warrants . . . . . . . . . . .          319,100       $2.95 to $2.95         $2.95
     Granted . . . . . . . . . . . . .        1,650,272       $2.00 to $4.81         $4.08
     Exercised . . . . . . . . . . . .         (555,000)      $0.50 to $2.95         $2.57
     Forfeited . . . . . . . . . . . .         (300,000)      $5.75 to $5.75         $5.75
                                              ---------       --------------         -----
     Outstanding at August 31, 1996. .        1,969,372       $1.00 to $6.00         $3.68
                                              ---------       --------------         -----
                                              ---------       --------------         -----
     Exercisable at August 31, 1996. .          969,372       $1.00 to $6.00         $2.51
                                              ---------       --------------         -----
                                              ---------       --------------         -----


On August 31, 1996, the Compensation Committee of the Board of Directors granted options to three officer/directors and the Chairman of the Board to each purchase 250,000 shares of the Company's common stock for $4.81 per share (then estimated fair market value) under the Company's 1994 and 1995 Compensatory Stock Option Plans. The options vest at 20% per year starting on the first anniversary date and expire on August 31, 2006.


On August 23, 1996, the Board of Directors approved the 1996 Long Term Incentive Stock Plan ("Plan") which provides for the issuance of stock options or common stock to directors, officers, key employees, and key consultants/advisors to purchase up to 3,000,000 shares of the Company's common stock for a ten year period. The Plan is subject to stockholder approval.


NOTE 6 - SUBSEQUENT EVENTS

On September 10 and October 10, 1996, The Company received $100,000 and $50,000, respectively, upon the exercise of options for 100,000 and 50,000 commons shares, respectively.

Subsequent to August 31, 1996, the Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission, covering shares of common stock underlying 1,450 shares of Series C Preferred Stock causing the Company to incur additional charges for payment to preferred shareholders. The initial additional charges total $42,793 and increase at the rate of $1,426 per day until the registration becomes effective.

On October 17, 1996 the Company filed a Form S-3 with the Securities and Exchange Commission to register 3,773,905 shares of the Company's common stock. The registration is for common shares underlying preferred shares, certain restricted common shares and shares related to certain non-plan options. The effective date of the registration statement, if any, cannot be reasonably estimated.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and six month periods ended August 31, 1996 as compared to the same periods for the prior year. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as certain information included in oral statements or the written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to projected financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects or regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may materially differ from those expressed in any forward-looking statements by or on behalf of the Company.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 1996

NET SALES - The Company generated net sales of $4,174,000 for the six months ended August 31, 1996 compared to $8,895,000 for the same period last year, which represents a decrease of 53%. Several separate factors have contributed to this reduction in net sales. First, the Company is currently operating with approximately a third less independent sales representatives compared to the corresponding period of the prior year and has a new group of in-house salesmen, both of which unfavorably affected our sales levels. The Company combined the distribution of its lower priced Cougar product line with its higher end Bullet product line which is primarily sold though independent sales representative and a staff of in-house salesmen. Previously, the Cougar product line was primarily sold to large accounts by a separate sales force. This strategy resulted in the loss of significant sales and therefore the Company is returning to a separate sales force in an attempt to build back these sales. The Company has operated under a restriction in working capital which has restricted the Company's ability to make certain purchases of products which has impacted sales and has limited funds available for the desired level of marketing. In addition, the Company experienced a significant reduction in revenue from a large customer who introduced its own in-house product line. Finally, the Company believes that demand for the Company's products has decreased as certain customers were unsure of the Company's ability to continue as a going concern.

GROSS PROFIT ON SALES - The gross profit decreased in the six months ended August 31, 1996 by $1,734,000 or 71% to $719,000 from $2,453,000 for the same period in 1995 and the gross profit percentage decreased significantly in the current six month period to 17.2% compared to 27.6% in the corresponding period of the prior year. The decrease in gross profit resulted from the decrease in sales volumes, higher relative production cost due to lower sales and production volumes, and an inability to increase unit sales prices to offset higher cost of purchased products and raw materials.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased by $273,000 or 8.8% to $2,820,000 in the first six months of the current fiscal year compared to $3,093,000 corresponding period in 1995. The largest decrease in these expenses was due to the elimination of amortization expense this fiscal year compared to $242,000 during the first six months of the prior fiscal year. The decrease is a result of the Company writing-off its investments in goodwill, trademarks and patents on February 29, 1996. The Company also experienced a decrease in advertising and endorsement expense to $264,000 for the six months ended August 31, 1996 from $379,000 for the corresponding period of the prior year which represents a $115,000 or 30% decrease. Commission and other expenses that related directly to sales decreased as sales decreased. The Company recorded an expense of $498,000 during the last three months of the six months ended August 31, 1996 as the Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the convertible preferred stock (see
Note 4 to the financial statements).

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST INCOME - Interest income increased from $3,000 in the six months ended August 31, 1995 to $39,000 in the six months ended August 31, 1996, as a result of the Company's required investment in a restricted certificate of deposit. This investment is required under terms of the Company's revolving line of credit. In the comparable period of fiscal 1995, the Company was not required to obtain such security for its revolving line of credit.

INTEREST EXPENSE - Interest expense for the six months ended August 31, 1996 decreased by $64,000 to $141,000, from $205,000 for the same period last year, principally due to a lower average principal balance on the Company's revolving line of credit during the current reporting period.

OTHER EXPENSE - During the second quarter ended August 31, 1996, the Company wrote off its carrying value in certain previously used computer software following its conversion to new software.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1996

NET SALES - Net revenues decreased to $1,730,000 for the three months ended August 31, 1996 compared to $4,272,000 for the corresponding period of the prior year, a decrease of $2,542,000 or 60%. Several factors have contributed to this reduction. First, the Company combined the distribution of its lower priced Cougar product line with its higher end Bullet product line which is primarily sold though independent sales representative and a staff of in-house salesmen. Previously, the Cougar product line was primarily sold to large accounts by a separate sales force. This strategy has resulted in the loss of significant sales and therefore the Company is returning to a separate sales force in an attempt to build back these sales. In addition, the Company has operated under a restriction in working capital which has restricted the Company's ability to make certain purchases of products which has impacted sales and has limited funds available for the desired level of marketing. Further, the Company experienced a significant reduction in revenue from a large customer who introduced its own in house product line. Finally, the Company believes that demand for the Company's products has decreased as certain customers were unsure of the Company's ability to continue as a going concern.

GROSS PROFIT ON SALES - The gross profit decreased in the three months ended August 31, 1996 by $772,000 or 69% to $353,000 from $1,125,000 in the three months ended August 31, 1995, and the gross profit percentage decreased significantly in the current period to 20.4% compared to 26.3% in the corresponding period of the prior year. The decrease in gross profit resulted from the decrease in sales volumes, higher relative production cost due to lower sales and production volumes, and an inability to increase unit sales prices to offset higher cost of purchased products and raw materials.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $1,761,000 and $1,765,000 for the three months ended August 31, 1996 and 1995, respectively, or 102% and 41% of related net sales. The largest decrease in expenses was due to the elimination of amortization expense during the three month period ended August 31, 1996 compared to $129,000 during the first six months of the prior fiscal year. This decrease is a result of the Company writing-off its investments in goodwill, trademarks and patents on February 29, 1996. The Company also experienced a decrease in advertising and endorsement expense to $163,000 for the three months ended August 31, 1996 from $264,000 for the corresponding period of the prior year which represents a $101,000 or 38% decrease. Commission and other expenses that related directly to sales decreased as sales decreased. The Company recorded an expense of $498,000 during the three months ended August 31, 1996 as the Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the convertible preferred stock (see
Note 4 to the financial statements).

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME - Interest income increased to $23,000 in the three months ended August 31, 1996 from $1,000 in the comparable three month period of the prior year, as a result of the Company's required investment in a restricted certificate of deposit. This investment is required under terms of the Company's revolving line of credit. During the comparable period of fiscal 1995, the Company was not required to obtain such security for its revolving line of credit.

INTEREST EXPENSE - Interest expense for the three months ended August 31, 1996 decreased by $47,000 to $65,000, principally due to a lower average principal balance on the Company's revolving line of credit during the reporting period

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at August 31, 1996, was $2,490,000 which represents a $2,683,000 increase from the deficit of $193,000 at the beginning of the fiscal year. Cash and cash equivalents increased by $929,000 to $996,000 at August 31, 1996, due to an increase in equity capital raised through the issuance of preferred and common stock. Accounts receivable decreased by $98,000 or 6% to $1,462,000 at August 31, 1996 with the effect of decreasing sales somewhat offset by a slowing in collection of accounts. Inventories decreased by $794,000 or 23% to $2,673,000 at August 31, 1996, due to reduced buying. Accounts payable decreased by $1,909,000 or 59% to $1,353,000 at August 31, 1996 resulting from the use of new equity capital to reduce payables and because of lower product and raw material purchases.

In the prior fiscal year, the Company fell out of compliance with certain financial covenants, causing the lender to lower the borrowing limit to $3,000,000 and to increase the securing letter of credit to $1,500,000 ($1,000,000 on February 14, 1996 and $1,500,000 since April 2, 1996). The letter of credit is secured by a certificate of deposit which matures October 26, 1996 and is shown on the August 31, 1996 Balance Sheet as a restricted certificate of deposit. The letter of credit and securing certificate of deposit adversely effect the Company's liquidity and have the effect of substantially lowering the effective borrowings under the revolving credit facility and, also, effectively increasing the cost of funds. At August 31, 1996, borrowings under the credit facility totaled $1,661,000 and as of September 30, 1996, the borrowings totaled $1,553,000 with a $1,624,000 borrowing limit. The Company continues to be in the state of noncompliance with financial covenant for net earnings and is therefore subject to additional demands for collateral from the lender or to a termination of the revolving line of credit. The Company is seeking replacement financing as more fully discussed below.

For the quarter ended August 31, 1996, the Company utilized cash flows from operations and investing activities of $2,432,000 and $612,000 respectively. The cash requirements of the Company in the quarter ended August 31, 1996 were principally met by funds received from financing activities as outlined below:

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

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 19, the Company issued 11,475 shares of Series D Preferred Stock for net cash proceeds of $792,000 and in a related transaction issued 200,000 shares of common stock for proceeds of $590,000.

The Company is exploring alternative financing options to fund ongoing operations. Management believes that the Company will not have sufficient cash to meet minimum operating requirements through fiscal 1997 unless the Company is successful in raising additional capital. Management is also attempting to reduce selling, general and administrative expenses and restructure its marketing and sales efforts to reverse the declining sales trend and to attain profitability. Management believes that unless the Company is able to restructure its credit facility, reduce collateral requirements pledged on its line of credit, improve profitability by increasing revenues and gross margins while at the same time reducing selling, general and administrative expenses, the Company, will not have sufficient cash to meet minimum operating requirements. If management's plans in connection with these matters are not successful, it would have a material adverse effect on the Company's financial condition.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     PART II
                                OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

          In March 1996, W. O. Crisman, III, individually, and W. O. Crisman, III, d/b/a Otey Crisman Golf Company, a sole proprietorship, filed an action in the United States District Court for the Southern District of Alabama against the Company seeking declaratory relief and damages for claimed breaches of contract and fraud arising out of the Company's June 13, 1995 acquisition of the business and assets of the Otey Crisman Golf Company. The Company disputed these claims. The Otey Crisman Golf Company was a supplier to the Company prior to the initiation of the lawsuit. Discovery in this case is ongoing.

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

ITEM 2:   CHANGES IN SECURITIES

          (a)  NOT APPLICABLE

          (b)  NOT APPLICABLE

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          Under the terms for the private offerings of the Company's Series B and C 8.75% Non-Voting Cumulative Convertible Preferred Stock, the Company was required (within 120 day of funding) to file and gain effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering shares of common stock underlying 6,950 shares of Series B and 550 shares (increased to 2,000 shares on September 21, 1996) of Series C Preferred Stock causing the Company to incur additional charges for payment to the preferred shareholders.
          As of August 31, the Company had not obtained registration for these securities having total funding of $6,297,500. As a result, the Company is obligated to pay 3% of $6,297,500 or $188,925 to the preferred shareholders. In addition, the Company is required to pay an additional 3% to the preferred shareholder for each addition 30 day period with proration of the 3% for periods of less than 30 days. As of August 31, 1996, the Company was obligated for $309,208 for the additional 30 day periods resulting in total additional cost of $498,133 as of August 31, 1996. Subsequent to August 31, 1996, the Company did not obtain registration for an additional 1,750 shares of Series C preferred stock and therefor incurred additional costs of $42,793 related to the initial 120 day period. Currently, the Company must pay an additional $7,724 per day until the registration statement becomes effective.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     PART II
                          OTHER INFORMATION (CONTINUED)


          The Company is out of compliance on its revolving line of credit because it doesn't meet the financial covenant for minimum net earnings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5:   OTHER INFORMATION

          NOT APPLICABLE

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  NOT APPLICABLE

          (b)  Reports on Form 8-K

          On July 24, 1996, the Company announced its results of operations for the first quarter ended May 31, 1996 and the infusion of approximately $1,380,000 in equity capital.

          On October 11, 1996, the Company announced its results of operations for the 2nd quarter and six months ended August 31, 1996, the anticipated filling of a registration with the SEC covering shares of common stock underlying convertible preferred stock and the introduction at the Las Vegas International PGA trade show of a new golf product incorporating an advanced technology graphite shaft.

                BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BULLET SPORTS INTERNATIONAL, INC.

                                        Registrant


Date:  October 17, 1996

                                        /S/ John A. Haas
                                        ----------------
                                        John A. Haas
                                        President and Chief Executive Officer




                                        /S/ Mark Green
                                        --------------
                                        Mark Green
                                        Chief Financial Officer (Principal
                                        Financial Officer)