Form 10QSB
period 1996-11-30
BULLET SPORTS INTERNATIONAL INC
filed 1997-01-21
CIK 862371

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended              Commission File Number
            NOVEMBER 30, 1996                           0-25682

                          BULLET SPORTS INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)

               DELAWARE                                13-3561882
     (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)              Identification Number)


                                 2803 S. YALE STREET
                             SANTA ANA, CALIFORNIA  92704
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

Yes  X    No
   -----    -----

4,428,867 shares of the Registrant's Common Stock, par value $.001 per share were outstanding as of January 17, 1997.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----    -----


             This document consists of 19 pages, of which this is page 1

                          BULLET SPORTS INTERNATIONAL, INC.

                                     FORM 10-QSB

                       FOR THE QUARTER ENDED NOVEMBER 30, 1996


                                        INDEX


              Facing sheet . . . . . . . . . . . . . . . . . . . . . . . .   1

              Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .   2



Part I        FINANCIAL INFORMATION

    Item 1    Financial Statements:

         a)   Consolidated Balance Sheet at November 30, 1996
              (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . .   3

         b)   Consolidated Statements of Operations and Accumulated
              Deficit for the three and nine months ended
              November 30, 1996 and 1995 (Unaudited) . . . . . . . . . . .   4

         c)   Consolidated Statements of Cash Flows for the nine
              months ended November 30, 1996 and 1995 (Unaudited). . . . .   5

         d)   Notes to Consolidated Financial Statements (Unaudited) . . .   6

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .  12


Part II       OTHER INFORMATION

    Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  16

    Item 2    Changes in Securities. . . . . . . . . . . . . . . . . . . .  16

    Item 3    Defaults Upon Senior Securities. . . . . . . . . . . . . . .  17

    Item 4    Submission of Matters to a Vote of Security Holders. . . . .  17

    Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . .  18

    Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  18

              Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  19

                  BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEET

                                  NOVEMBER 30, 1996
                                     (UNAUDITED)

                                       ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       49,938
   Accounts receivable, less allowance for sales returns
       and doubtful accounts of $132,302 . . . . . . . . . . . . . . . . . . . . . .      1,736,861
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,344,570
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        223,902
   Restricted certificate of deposit . . . . . . . . . . . . . . . . . . . . . . . .      1,500,000
                                                                                       --------------
           Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,855,271
                                                                                       --------------

Property and equipment, at cost:
   Automotive equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,108
   Computer systems. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        129,026
   Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . . . . . .        484,522
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         65,172
                                                                                       --------------
           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        692,828
   Less accumulated depreciation and amortization. . . . . . . . . . . . . . . . . .       (205,290)
                                                                                       --------------
           Total property and equipment, net . . . . . . . . . . . . . . . . . . . .        487,538
                                                                                       --------------

Other assets:
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,574
                                                                                       --------------

                                                                                     $    6,364,383
                                                                                       --------------
                                                                                       --------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    2,018,506
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,730,592
   Accrued expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,647,524
   Accrued preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .        573,540
   Current portion of capital lease obligations. . . . . . . . . . . . . . . . . . .         19,653
                                                                                       --------------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .      5,989,815
                                                                                       --------------

Long-term liabilities:
   Capital lease obligations, less current portion . . . . . . . . . . . . . . . . .         70,337
                                                                                       --------------
 Stockholders' equity:
   Series A, 6% non-voting cumulative convertible preferred stock - par value
       $.001; 500,000 shares authorized, 2,500 issued and outstanding. . . . . . . .         22,500
   Series B, 8.75% non-voting cumulative convertible preferred stock - par value
       $.001; 8,700 shares authorized, 6,950 issued and outstanding. . . . . . . . .      5,359,959
   Series C, 8.75% non-voting cumulative convertible preferred stock - par value
       $.001; 2,000 authorized, issued and outstanding . . . . . . . . . . . . . . .      1,815,727
   Series D, 8.75% non-voting cumulative convertible preferred stock - par value
       $.001; 25,000 authorized, 11,475 issued and outstanding . . . . . . . . . . .        791,975
   Common stock - par value $.001; 25,000,000 shares authorized,
       4,428,867 issued and outstanding. . . . . . . . . . . . . . . . . . . . . . .          4,429
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,684,499
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,374,858)
                                                                                       --------------
           Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .        304,231
                                                                                       --------------

                                                                                     $    6,364,383
                                                                                       --------------
                                                                                       --------------


             See accompanying notes to consolidated financial statements

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (UNAUDITED)


                                                THREE MONTHS ENDED NOVEMBER 30,        NINE MONTHS ENDED NOVEMBER 30,
                                                 -------------------------------       -------------------------------
                                                    1996               1995               1996               1995
                                                 ------------      -------------       ------------      -------------

Net sales..................................... $   1,674,292     $   3,239,524       $   5,848,768      $  12,134,287
Cost of goods sold............................     1,659,880         2,477,327           5,115,291          8,918,866
                                               -------------     -------------       -------------      -------------
Gross profit..................................        14,412           762,197             733,477          3,215,421
                                               -------------     -------------       -------------      -------------
Operating expenses:
   Product development........................        95,174               -               112,300                -
   Selling, general and administrative........     2,452,168         1,591,088           5,272,002          4,683,798
                                               -------------     -------------       -------------      -------------

Loss from operations..........................    (2,532,930)         (828,891)         (4,650,825)        (1,468,377)
                                               -------------     -------------       -------------      -------------

Other income (expense):
   Interest income............................        18,432               844              57,722              3,873
   Interest expense...........................       (57,828)         (114,964)           (198,623)          (319,692)
   Other, net.................................          (107)                -             (11,818)                23
                                               -------------     -------------       -------------      -------------
       Net other income (expense).............       (39,503)         (114,120)           (152,719)          (315,796)
                                               -------------     -------------       -------------      -------------

Loss before provision for income taxes........    (2,572,433)         (943,011)         (4,803,544)        (1,784,173)

Provision (credit) for Income taxes...........             -                 -               1,650                800
                                               -------------     -------------       -------------      -------------
Net loss...................................... $  (2,572,433)    $    (943,011)      $  (4,805,194)     $  (1,784,973)
                                               -------------     -------------       -------------      -------------

Accumulated deficit, beginning of period......    (9,592,968)       (1,073,939)         (6,996,124)          (231,977)

Less preferred stock dividends................      (209,457)                -            (573,540)              -
                                               -------------     -------------       -------------      -------------

Accumulated deficit, end of period............ $ (12,374,858)       (2,016,950)        (12,374,858)        (2,016,950)
                                               -------------     -------------       -------------      -------------
                                               -------------     -------------       -------------      -------------

 Per share information:
   Net loss per common share.................. $       (0.63)            (0.30)              (1.32)             (0.85)
                                               -------------     -------------       -------------      -------------
                                               -------------     -------------       -------------      -------------

   Weighted average shares outstanding........      4,402,493         3,288,541           4,079,242         2,292,278
                                               -------------     -------------       -------------      -------------
                                               -------------     -------------       -------------      -------------





             See accompanying notes to consolidated financial statements

                  BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                     (UNAUDITED)


                                                                                   1996               1995
                                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,805,194)      $  (1,784,973)
  Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        107,946             434,609
     Loss (Gain) on disposal of assets . . . . . . . . . . . . . . . . . .         11,818                 (23)
     Common stock issued for compensation and services . . . . . . . . . .        596,250             144,375
     Changes in operating assets and liabilities:
        Increase in accounts receivable. . . . . . . . . . . . . . . . . .       (176,997)           (225,613)
        Decrease (Increase) in inventories . . . . . . . . . . . . . . . .      1,122,202            (458,066)
        Increase in prepaid expenses and other . . . . . . . . . . . . . .       (101,852)           (155,430)
        Increase (Decrease) in accounts payable. . . . . . . . . . . . . .     (1,531,046)            868,741
        Increase in accrued expenses . . . . . . . . . . . . . . . . . . .        936,924              40,708
        Increase in non-compete agreement. . . . . . . . . . . . . . . . .            -                28,236
                                                                              -------------       -------------
        Net cash used in operating activities. . . . . . . . . . . . . . .     (3,839,949)         (1,107,436)
                                                                              -------------       -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . .       (126,891)           (129,128)
  Increase in restricted certificate of deposit. . . . . . . . . . . . . .       (500,000)           (250,000)
  Purchases of patents and trademarks. . . . . . . . . . . . . . . . . . .            -                (5,093)
  Proceeds from disposal of property and equipment . . . . . . . . . . . .          1,226               2,900
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,090)             (2,685)
                                                                              -------------       -------------
        Net cash used in investing activities. . . . . . . . . . . . . . .       (636,755)           (384,006)
                                                                              -------------       -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of preferred stock . . . . . . . . . . . . .      2,603,800                -
  Net proceeds from issuances of common stock. . . . . . . . . . . . . . .        782,500           1,527,500
  Collection of subscription receivable. . . . . . . . . . . . . . . . . .      1,261,157                -
  Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . .              -             298,146
  Repayments of notes payable. . . . . . . . . . . . . . . . . . . . . . .        (51,427)            (49,261)
  Net repayments of revolving credit facility. . . . . . . . . . . . . . .       (123,918)           (916,031)
  Repayment of capital lease obligations . . . . . . . . . . . . . . . . .        (11,999)             (6,044)
                                                                              -------------       -------------
        Net cash provided by financing activities. . . . . . . . . . . . .      4,460,113             854,310
                                                                              -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .        (16,591)           (637,132)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . . .         66,529             661,900
                                                                              -------------       -------------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . . .  $      49,938       $      24,768
                                                                              -------------       -------------
                                                                              -------------       -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     202,530       $     319,692
                                                                              -------------       -------------
                                                                              -------------       -------------
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,650       $         800
                                                                              -------------       -------------
                                                                              -------------       -------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES, 1996:
  The Company issued 250 shares of Series C Preferred Stock for notes payable, related accrued interest and less exchange costs for a net total of $224,142.
  The Company issued 135,000 shares of common stock valued at $286,875 to a key employee, two Company officer/directors and a legal firm in settlement of liabilities recorded at February 29, 1996.
  The Company issued 50,000 shares of common stock valued at $109,375 to a financial public relations consultant for a one year services contract which commenced March 18, 1996.
  The Company issued 60,000 shares of common stock valued at $200,000 to a legal firm for services performed in the current and prior fiscal years. Dividends of $573,540 on preferred stock were accrued but not paid for the nine months ended November 30, 1996.

             See accompanying notes to consolidated financial statements

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAIDED)



NOTE 1 - BUSINESS OF THE COMPANY, BASIS OF PRESENTATION AND GOING CONCERN

        DESCRIPTION OF THE BUSINESS - Bullet Sports International, Inc.
("BSI") and the business acquired by its subsidiary, Bullet-Cougar Golf Corporation ("Bullet-Cougar"), on January 18, 1995 have been engaged since 1979 in the design and assembling of golf clubs and the wholesale distribution of golf clubs, bags and accessories. As used in these Notes, the term "Company" includes both Bullet Sports International, Inc. and Bullet-Cougar, unless the context requires a different meaning.

        INTERIM FINANCIAL INFORMATION - The accompanying condensed consolidated financial statements which present the financial position of Bullet Sports International, Inc. and subsidiary as of November 30, 1996 and the results of operations for the three and nine month periods ended November 30, 1996 and 1995 have been prepared by the Company without audit. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at November 30, 1996 and for the three and nine month periods then ended.

Although the Company believes that the disclosure in the unaudited condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Audited financial statements were included in the Company's annual report on Form 10-KSB under the Securities Exchange Act of 1934 for the year ended February 29, 1996. These November 30, 1996 unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 1996.

The results of operations for the interim period ended November 30, 1996 are not necessarily indicative of the results for the full year.

        GOING CONCERN - The consolidated financial statements as of November 30, 1996 have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is substantial doubt about the Company's ability to continue as a going concern. On January 17, 1997, Bullet-Cougar filed a voluntary petition in the United States Bankruptcy Court, Central District of California, for reorganization of its affairs under Chapter 11 of Title 11 of the United States Code ("Bankruptcy Code"). The Company had experienced significant operating losses during the fiscal year ended February 29, 1996, and has continued during fiscal 1997 to experience operating losses, declining revenues, negative cash flows from operations, loss of liquidity as a result of cash assets pledged to the principal lender of Bullet-Cougar (whose debt was guaranteed by BSI, the parent company), and continuing noncompliance with existing lender covenants. The Company pursued numerous alternatives for raising additional capital through and following the close of the third quarter of the fiscal year from the existing lender as well as potential new lenders or equity investors. None of these efforts met with success, and on January 8, 1997, the Company announced that its efforts in this regard had not been successful, and the Board of Directors of Bullet-Cougar had authorized Bullet-Cougar to file a voluntary petition for reorganization of it affairs under Chapter 11 of the Bankruptcy Code. Promptly following such announcement, the lender drew down a $1,500,000 letter of credit forming part of the loan collateral, and the letter of credit bank reimbursed itself for the draw with the liquidation of a certificate of deposit in that amount maintained by Bullet-Cougar as collateral for the issuing bank's letter of credit obligation. Management believes that the Company will not have sufficient cash to meet minimum operating requirements going forward unless the Company is successful in raising additional capital or otherwise successfully confirming a plan of reorganization for Bullet-Cougar under the Chapter 11 proceedings. See Note 3 for additional information.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     (UNAUDITED)

As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of the confirmation and implementation of a plan of reorganization. The ability of Bullet-Cougar to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

        PER SHARE INFORMATION - Net loss per share information is computed based on the weighted average shares of common stock and common stock equivalents outstanding during the periods presented. No stock options are included in the computation of per share information as their effect would be anti-dilutive. Additionally, the net loss is adjusted for the effect of accrued cumulative preferred stock dividends of $209,457 or $.05 per common share for the three ended November 30, 1996 and $573,540 or $.14 per common share for the nine months ended November 30, 1996.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Costs include materials, labor and manufacturing overhead. Below is a summary of the components of inventories at November 30, 1996:

              Raw materials                 $  945,535
              Work in process                   45,801
              Finished goods                 1,353,234
                                            -----------
                                            $2,344,570
                                            -----------
                                            -----------


NOTE 3 - FINANCING TRANSACTIONS

On August 25, 1995, Bullet-Cougar entered into a revolving line of credit with a financial services corporation. The $3,000,000 line of credit extends to August 31, 1997 with interest at 1.50% over the prime rate (8.25% at November 30, 1996), payable monthly. The credit line is secured by Bullet-Cougar's inventory and accounts receivable, as defined, and a $1,500,000 letter of credit secured by a certificate of deposit. During the nine months ended November 30, 1996, Bullet-Cougar increased the letter of credit to $1,500,000 from $1,000,000 and the lender rescinded the termination notice it issued in the prior fiscal year.

On January 9, 1997, the lender drew down the letter of credit as described in
Note 1. On January 17, 1997, the lender's position as a secured lender to Bullet-Cougar was purchased by Clearwater Fund IV, LLC, a Delaware limited liability company, which in turn entered into a new loan agreement ("Clearwater Loan Agreement") with Bullet-Cougar in the amount of $1,000,000 (taking into account the existing amount of the former secured lender's outstanding loan balance of approximately $223,000). The loan proceeds are required under the Clearwater Loan Agreement to be used to pay designated operating expenses of Bullet-Cougar during the Chapter 11 proceedings and make certain purchases of inventory. Certain terms and provisions of the prior loan purchased by Clearwater Fund IV, LLC were amended to conform to the provisions of the Clearwater Loan Agreement, the material provisions of which are summarized below.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     (UNAUDITED)

The Clearwater Loan is secured by a lien on substantially all of Bullet-Cougar's assets, including inventory, accounts receivable, interests in real property, intellectual property, furniture, fixtures, equipment and general intangible property. The Clearwater Loan bears interest at 9.5% per annum prior to default, and two percentage points above that rate thereafter until paid in full. Interest is payable monthly in arrears prior to the maturity date, when all amounts under the Clearwater Loan become due and payable. The maturity date is specified as July 31, 1997. The Clearwater Loan Agreement restricts the activities of Bullet-Cougar to the manufacture and distribution of golf equipment and accessories, and requires Bullet-Cougar to maintain certain collateral to loan value ratios and to refrain from taking certain actions without the lender's consent, including prepaying other indebtedness, paying dividends, entering into transactions with affiliated entities, creating or acquiring subsidiaries, disposing of assets or acquiring or merging with other persons. Events of default under the Clearwater Loan include the borrower's failure to pay principal or interest on the respective due dates, default by the borrower in keeping its covenants under the Clearwater Loan Agreement or other agreements, the borrower's commencing a voluntary case under Chapter 11 of the Bankruptcy Code (except that it is not an event of default if Bullet-Cougar file such a petition before January 31, 1997 and an interim or emergency order for financing by the lender is entered in such case on or before February 14,
1997), entry of judgments against Bullet-Cougar for over $100,000 which judgments remain unstayed after 60 days, or any enforcement proceedings relating to such judgments shall have been commenced.

BSI and Bullet-Cougar are continuing to negotiate with Clearwater Fund, IV LLC regarding the possibility of additional debtor in possession financing being provided to Bullet-Cougar during the pendency of the Bullet-Cougar Chapter 11 proceedings, but no agreements have been reached as of January 20, 1997.

On May 23, 1996, note holders exchanged four short-term notes payable and related accrued interest for preferred stock as set forth in Note 4.


NOTE 4 - STOCKHOLDERS' EQUITY

On March 21, 1996, 235,050 shares of Series A, 6% Non-Voting Cumulative Convertible Preferred Stock ("Series A Convertible Preferred Stock") were converted into 3,134 shares of Series B, 8.75% Non-Voting Cumulative Convertible Preferred Stock ("Series B Convertible Preferred Stock") at $675.00 per share for a total value of $2,115,450. The Company received no proceeds from this conversion. In conjunction with the above conversion, the Company granted warrants to purchase 313,400 shares of the Company's $.001 par value common stock ("Common Stock") at $2.95 per share through February 2001.

On March 21, 1996, the Company issued 250 shares of Series B Convertible Preferred Stock in a private offering at $880.96 per share for net proceeds of $220,240 and granted warrants to purchase 25,000 shares of the Company's Common Stock at $2.95 per share through February 2001.

The Company's Series B Convertible Preferred Stock ranks senior to the Company's Common Stock as to payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company. As long as the Company is in compliance in all material respects with its obligations to holders of the Series B convertible Preferred Stock, the Company has the right to redeem all or part of the Series B Convertible Preferred Stock based upon a redemption formula set forth in the Certificate of Designations. The holders of the Series B Convertible Preferred Stock also have the right to convert their shares into shares of the Company's Common Stock based upon the formula and subject to the limitations set forth in the Certificate of Designations. Except as provided for under the Delaware General Corporation Law ("DGCL") or the Certificate of Designations, the Series B Convertible Preferred Stock shall not be entitled to vote on any matter.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     (UNAUDITED)

From April 18, 1996 through May 22, 1996, the Company issued 1,750 shares of Series C, 8.75% Non-Voting Cumulative Convertible Preferred Stock ("Series C Convertible Preferred Stock"), which has similar terms and liquidation preferences as the Series B Convertible Preferred Stock, in a private offering at $888.52 to $911.47 per share for total net proceeds of $1,591,585 and granted warrants to purchase 271,582 shares of the Company's Common Stock at $2.95 per share through February 2001.

On May 23, 1996, the Company issued 250 shares of Series C Convertible Preferred Stock in exchange for four short-term promissory notes, related accrued interest and less exchange costs for a net total of $224,142. The Company received no proceeds from this exchange. The note holders received warrants to purchase 40,290 shares of the Company's Common Stock at $2.87 per share through February 2001.

On July 19, 1996, warrants for the purchase 200,000 shares of Common Stock were exercised at $2.95 per share for net proceeds of $590,000. In a related transaction on July 19th, the Company issued 11,475 shares of Series D, 8.75% Non-voting Cumulative Convertible Preferred Stock ("Series D Convertible Preferred Stock"), which has similar terms and liquidation preferences as the Series B Convertable Convertable Preferred Stock, in a private offering at $69.02 per share for net proceeds of $791,975 after offering costs of $4,525. The issuance of these preferred stock was in lieu of issuing 270,000 shares of Common Stock for warrants having an exercise price of $2.95 per share.

The Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the SEC covering shares of Common Stock underlying 6,950 shares of Series B, 2,000 shares of Series C and 11,475 shares of Series D Convertible Preferred Stock (as defined) causing the Company to incur additional charges for payment to the preferred shareholders. The initial additional charges total $266,143 and increase at the rate of $8,871 per day until the registration statement becomes effective. As of November 30, 1996, the Company recorded additional cost of $1,275,913. The initial additional charges are calculated at 3% of the funding provided by the preferred shareholders and the on going additional cost is calculated at 3% per month with proration for periods of less than 30 days. The Company filed a registration statement with the SEC on October 17, 1996; however, the registration statement has not yet been declared effective by the SEC.

Dividends payable to the holders of Series B, C and D Convertible Preferred Stock are payable on February 1, May 1, August 1 and November 1 of each year. Dividends payable but not paid on the due dates bear interest at the rate of 12% per annum until paid. Subject to the terms of the applicable Certificate of Designations, dividends may, at the option of the Board of Directors, be paid in stock in lieu of cash. To date, the Board of Directors has not declared any dividends on the Series B, C or D Convertible Preferred Stock; however, due to the terms for preferred stock dividends, the Company has accrued Series B, C and D Convertible Preferred Stock dividends of $573,540 for the nine months ended November 30, 1996.

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

               BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     (UNAUDITED)

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

During the nine months ended November 30, 1996, options to purchase 85,000 shares of Common Stock were exercised at $.50 per share for net proceeds of $42,500 and options to purchase 150,000 shares of common stock were exercised at $1.00 per shares for net proceeds of $150,000.


NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The following table summarizes stock option and warrant transactions for the nine months ended November 30, 1996:

                                                  Number of                                   Weighted
                                                 options and            Exercise            average price
                                                 warrants            price per share          per share
                                                 -----------          ---------------      -------------
Outstanding at February 29, 1996:
     Options . . . . . . . . . . . . . . . . . .    855,000           $0.50 to $6.00          $3.20
     Warrants. . . . . . . . . . . . . . . . . .    319,100           $2.95 to $2.95          $2.95
Granted    . . . . . . . . . . . . . . . . . . .  3,981,272           $1.75 to $4.81          $2.72
Exercised  . . . . . . . . . . . . . . . . . . .   (705,000)          $0.50 to $2.95          $2.24
Forfeited  . . . . . . . . . . . . . . . . . . .   (300,000)          $5.75 to $5.75          $5.75
                                                 ----------           --------------          -----
Outstanding at November 30, 1996 . . . . . . . .  4,150,372           $1.00 to $6.00          $2.69
                                                 ----------           --------------          -----
Exercisable at November 30, 1996 . . . . . . . .    819,372           $1.00 to $6.00          $2.76
                                                 ----------           --------------          -----

On August 23, 1996, the Board of Directors approved the 1996 Long-Term Incentive Stock Plan ("Plan") which provides for the issuance of stock options or Common Stock to directors, officers, key employees, and key consultants/advisors to purchase up to 3,000,000 shares of the Company's common stock for a ten year period. The Plan was approved by the stockholders' on October 17, 1996.

On August 31, 1996, the Compensation Committee of the Board of Directors granted options to three officer/directors and the Chairman of the Board, Mr. John Haas, Mr. Mark Green, Mr. Daniel Chandler and Mr. Richard P. Crane, Jr., respectively to each purchase 250,000 shares of the Company's Common Stock for $4.81 per share (the fair market value of the Common Stock on the date of grant) under the Company's 1994 and 1995 Compensatory Stock Option Plans.
The options vest at 20% per year starting on the first anniversary date and expire on August 31, 2006.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                     (UNAUDITED)

On November 10, 1996, the Compensation Committee of the Board of Directors granted options to certain officers, directors and consultants of the Company under the Plan. Each option is granted for a term of ten years and is exercisable in increments of twenty percent (20%) per year beginning on the first anniversary of the date of grant at an exercise price of $1.75 (the fair market value of the Common Stock on the date of grant). The options were granted in the following amounts to the following individuals: (i) options to purchase 500,000 of Common Stock to each of Mr. Richard P. Crane, Jr., Mr. John Haas and Mr. Daniel Chandler; (ii) options to purchase 300,000 shares of common Stock to Mr. George Davis; (iii) options to purchase 200,000 shares of Common Stock to Mr. Jimmy Flood; (iv) options to purchase 100,000 shares of Common Stock to each of Mr. William Slater and Mr. Xavier Anguiano;
(v) options to purchase 50,000 shares of Common Stock to each of Mr. Donald Klosterman and Mr. James Mahoney; and (vi) options to purchase 25,000 shares of Common Stock to Mr. Douglas Hawthorne.

On November 30, 1996, in accordance with the provisions of the Plan, options to purchase 2,000 of Common Stock were granted to Messrs. Courtney, Hawthorne and Nave as Nonemployee Directors of the Company. Each such option was granted at an exercise price of $1.75 per share (the fair market value of the Common Stock on the date of the grant), shall fully vest and become exercisable six (6) months after the date of grant and shall remain exercisable for a period of five years thereafter. Such options automatically terminate on the date upon which a Nonemployee Director's service as a Director terminates.

NOTE 6 - SUBSEQUENT EVENTS

On January 17, 1996, BSI's wholly-owned subsidiary and principal operating entity, Bullet-Cougar, filed for protection under Chapter 11 of the Bankruptcy Code in the Uneted States Bankruptcy Court for the Central District of California.

The Board of Directors of Bullet-Cougar decided to seek bankruptcy protection after extensive efforts to obtain necessary working capital through the issuance of additional equity and/or debt securities and discussions with numerous potential lenders proved unsuccessful. These efforts were hindered by BSI's capital structure and the unwillingness of the holders of certain classes of BSI's equity securities and of Bullet-Cougar's principal lender to accept modifications to the terms of those equity securities and the lending agreement, respectively. The Board of Bullet-Cougar determined that filing the Chapter 11 Petition might provide Bullet-Cougar the needed time and flexibility to restructure its operations and obtain additional working capital.

The consolidated financial statements as of November 30, 1996 have been presented on the basis that the Company is a going concern, which comtemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of the confirmation and consummation of a plan of reorganization. The ability of Bullet-Cougar to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

On January 17, 1997, Bullet-Cougar obtained a new credit facility as more fully described in Notes 1 and 3.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and nine month periods ended November 30, 1996 as compared to the same periods for the prior year. The Company's financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as certain information included in oral statements or the written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to projected financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may materially differ from those expressed in any forward-looking statements by or on behalf of the Company.


    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 1996

NET SALES - The Company generated net sales of $5,849,000 for the nine months ended November 30, 1996 compared to $12,134,000 for the same period last year, which represents a decrease of 52%. Several separate factors have contributed to this reduction in net sales. First, the Company is currently operating with approximately a third less independent sales representatives compared to the corresponding period of the prior year and has a new group of in-house salesmen, both of which unfavorably affected our sales levels. The Company combined the distribution of its lower priced Cougar product line with its higher end Bullet product line which is primarily sold though independent sales representatives and a staff of in-house salesmen. Previously, the Cougar product line was primarily sold to large accounts by a separate sales force. This strategy contributed to the loss of significant sales and therefore the Company is returning to a separate sales force in an attempt to build back these sales. The Company has operated under a restriction in working capital which has restricted the Company's ability to make certain purchases of products which has impacted sales and has limited funds available for the desired level of marketing. In addition, the Company experienced a significant reduction in revenue from a large customer who introduced its own in-house product line. Finally, the Company believes that demand for the Company's products has decreased as certain customers were unsure of the Company's ability to continue as a going concern.

GROSS PROFIT ON SALES - The gross profit decreased in the nine months ended November 30, 1996 by $2,482,000 or 71% to $733,000 from $3,215,000 for the same period in 1995 and the gross profit percentage decreased significantly in the current nine month period to 12.5% compared to 26.5% in the corresponding period of the prior year. The decrease in gross profit resulted from the decrease in sales volumes, higher relative production cost due to lower sales and production volumes, an inability to increase unit sales prices to offset higher cost of purchased products and raw materials, increased sales of discontinued products at lower unit sales prices and an increase in the reserve for obsolete inventory.

PRODUCT DEVELOPMENT EXPENSES - Product development expenses for the nine months ended November 30, 1996 were $112,000. In the prior year product development expenses were minor and therefor not separately set out from operating expenses. The expenses for the current nine months were primarily incurred to evaluate the introduction of a clothing line carrying the Bullet name as a marketing tool.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL & ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased by $588,000 or 12.6% to $5,272,000 in the first nine months of the current fiscal year compared to $4,684,000 for the corresponding period in 1995. The increase resulted from an expense of $1,276,000 during the nine months ended November 30, 1996 as the Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the convertible preferred stock (see Note 4 to the financial statements). Decreases in expenses resulted from several separate factors. The largest decrease was due to the elimination of amortization expense this fiscal year compared to $371,000 during the first nine months of the prior fiscal year. The decrease is a result of the Company writing-off its investments in goodwill, trademarks and patents on February 29, 1996. The Company also experienced a decrease in advertising, endorsement and trade show expenses to $641,000 for the nine months ended November 30, 1996 from $698,000 for the corresponding period of the prior year which represents a $57,000 or 8% decrease. Commission and other expenses that related directly to sales decreased as sales decreased.

INTEREST INCOME - Interest income increased from $4,000 in the nine months ended November 30, 1995 to $58,000 in the nine months ended November 30, 1996, as a result of the Company's investment in a restricted certificate of deposit.

INTEREST EXPENSE - Interest expense for the nine months ended November 30, 1996 decreased by $121,000 or 39% to $199,000, from $320,000 for the same period last year, principally due to a lower average principal balance on the Company's revolving line of credit during the current reporting period.

OTHER EXPENSE - The principal other expense during the nine months ended November 30, 1996, resulted from the Company's write off of its carrying value in certain previously used computer software following its conversion to new software.


    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996

NET SALES - Net revenues decreased to $1,674,000 for the three months ended November 30, 1996 compared to $3,240,000 for the corresponding period of the prior year, a decrease of $1,566,000 or 48%. Several factors contributed to this reduction. First, the Company combined the distribution of its lower priced Cougar product line with its higher end Bullet product line which is primarily sold though independent sales representatives and a staff of in-house salesmen. Previously, the Cougar product line was primarily sold to large accounts by a separate sales force. This strategy has resulted in the loss of significant sales and therefore the Company is returning to a separate sales force in an attempt to build back these sales. In addition, the Company has operated under a restriction in working capital which has restricted the Company's ability to make certain purchases of products which has impacted sales and has limited funds available for the desired level of marketing. Further, the Company experienced a significant reduction in revenue from a large customer who introduced its own in-house product line. Finally, the Company believes that demand for the Company's products has decreased as certain customers were unsure of the Company's ability to continue as a going concern.

GROSS PROFIT ON SALES - The gross profit decreased in the three months ended November 30, 1996 by $748,000 or 98% to $14,000 from $762,000 in the three months ended November 30, 1995, and the gross profit percentage decreased significantly in the current period to 0.8% compared to 23.5% in the corresponding period of the prior year. The decrease in gross profit resulted from the decrease in sales volumes, higher relative production cost due to lower sales and production volumes, an inability to increase unit sales prices to offset higher cost of purchased products and raw materials, increased sales of discontinued products at lower unit sales prices and an increase in the reserve for obsolete inventory.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SELLING, GENERAL & ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses were $2,452,000 and $1,591,000 for the three months ended November 30, 1996 and 1995, respectively, representing 146% and 49% of related net sales. The increase primarily resulted from an expense of $778,000 during the three months ended November 30, 1996 as the Company did not meet certain deadlines with respect to filing and gaining effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the convertible preferred stock (see Note 4 to the financial statements). The Company also experienced an increase in advertising, endorsement and trade show expenses to $361,000 for the three months ended November 30, 1996 from $319,000 during the corresponding period of the prior year which represents a $42,000 or 13% increase. Finally, the Company engaged a professional marketing firm and a public relations firm at a combined cost of $69,000 during the current quarter in an attempt to increase sales. There was a decrease in expenses due to the elimination of amortization expense during the three month period ended November 30, 1996 compared to $128,000 during the comparable three months of the prior fiscal year. This decrease was a result of the Company writing-off its investments in goodwill, trademarks and patents on February 29, 1996. Finally, commission and other expenses that related directly to sales decreased as sales decreased.

INTEREST INCOME - Interest income increased to $18,000 in the three months ended November 30, 1996 from $1,000 in the comparable three month period of the prior year, as a result of the Company's investment in a restricted certificate of deposit.

INTEREST EXPENSE - Interest expense for the three months ended November 30, 1996 decreased by $57,000 to $58,000, principally due to a lower average principal balance on the Company's revolving line of credit during the reporting period


    LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit at November 30, 1996, was $135,000 which represents a $58,000 change from the deficit of $193,000 at the beginning of the fiscal year. Cash and cash equivalents decreased by $17,000 to $50,000 at November 30, 1996, with the increase in equity capital raised through the issuance of Convertible Preferred and Common Stock offset by operating losses. Accounts receivable increased by $177,000 or 11% to $1,737,000 at November 30, 1996 with the increase primarily related to increased sales for the three months ended November 30, 1996 compared to the sales for the three months prior to the beginning of the fiscal year offset by an increase in collection of accounts. Inventories decreased by $1,122,000 or 32% to $2,345,000 at November 30, 1996, due to reduced buying. Accounts payable decreased by $1,531,000 or 47% to $1,731,000 at November 30, 1996 as a result of the use of new equity capital reducing payables and because of lower product and raw material purchasing.

In the prior fiscal year, the Company fell out of compliance with certain financial covenants, causing the lender to lower the borrowing limit to $3,000,000 and to increase the securing letter of credit to $1,500,000 ($1,000,000 on February 14, 1996 and $1,500,000 on April 2, 1996). The letter of credit is secured by a certificate of deposit which matures March 26, 1997 and is shown on the November 30, 1996 Balance Sheet as a restricted certificate of deposit. The letter of credit and securing certificate of deposit adversely effect the Company's liquidity and have the effect of substantially lowering the effective borrowings under the revolving credit facility and, also, effectively increasing the cost of funds. At November 30, 1996, borrowings under the credit facility totaled $2,019,000.

For the nine months ended November 30, 1996, the Company utilized cash flows from operations and investing activities of $3,840,000 and $637,000 respectively. The cash requirements of the Company in the nine months ended November 30, 1996 were principally met by funds received from financing activities as outlined below.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On February 29, 1996, the Company entered into a subscription agreement with two significant stockholders for the purchase of 2,000 shares of Series B Preferred Stock for $1,000 per share and a total value of $2,000,000. Prior to the Series B Convertible Preferred Stock subscription, the Company had $500,000 in notes payable to these stockholders. As a result, $500,000 of the Series B Convertible Preferred Stock subscription was used to retire the notes on February 29, 1996. The $1,500,000 remainder of the subscription agreement, net of issuance costs, were received on March 6, 1996.

During March, April and May 1996, the Company issued 2,000 shares of Series B and Series C Convertible Preferred Stock for net cash proceeds of $1,812,000, after offering costs of $188,000. In addition, on May 23, 1996, the Company issued 250 shares of Series C Convertible Preferred Stock in exchange for four short-term promissory notes, related accrued interest and less exchange costs for a net total of $224,000.

On July 19, the Company issued 11,475 shares of Series D Convertible Preferred Stock for net cash proceeds of $792,000 and in a related transaction issued 200,000 shares of Common Stock for proceeds of $590,000.

For the nine months ended November 30, 1996, the Company received net proceeds of $193,000 from the exercise of options to purchase 235,000 shares of Common Stock.

Bullet-Cougar was out of compliance on it revolving line of credit and as a result, on January 9, 1997, the lender called the letter of credit in the amount of $1,500,000 and offset that amount against the borrowings under the credit facility reducing the balance then outstanding to approximately $223,000. On January 17, 1997 Clearwater Fund IV, LLC purchased the existing credit facility and modified the terms and conditions to Bullet Cougar as more fully described in Note 3 to the financial statements.

       BANKRUPTCY OF BULLET-COUGAR

On January 17, 1996, BSI's wholly-owned subsidiary and principal operating entity, Bullet-Cougar, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California.

The Board of Directors of Bullet-Cougar decided to seek bankruptcy protection after extensive efforts to obtain necessary working capital through the issuance of additional equity and/or debt securities and discussions with numerous potential lenders proved unsuccessful. These efforts were hindered by BSI's capital structure and the unwillingness of the holders of certain classes of BSI's equity securities and of Bullet-Cougar's principal lender to accept modifications to the terms of those equity securities and the lending agreement, respectively. The Board of Bullet-Cougar determined that filing the Chapter 11 Petition might provide Bullet-Cougar the needed time and flexibility to restructure its operations and obtain additional working capital.

The consolidated financial statements as of November 30, 1996 have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the Chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessay as a consequence of the confirmation and consummation of a plan of reorganization. The ability of Bullet-Cougar to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

                     BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                       PART II
                                  OTHER INFORMATION


ITEM 1:       LEGAL PROCEEDINGS

              On January 17, 1997, Bullet-Cougar filed a voluntary petition in the United States Bankruptcy Court, Central District of California, for reorganization of its affairs under Chapter 11 of the Bankruptcy Code. Refer to the Going Concern section of
              Note 1 and the Bankruptcy section of Management's Discussion and Analysis of Financial Condition and Results of Operations to the November 30, 1996 financial statement for additional infor-mation.

              In March 1996, W. O. Crisman, III, individually, and W. O. Crisman, III, d/b/a Otey Crisman Golf Company, a sole proprietorship, filed an action in the United States District Court for the Southern District of Alabama against BSI seeking declaratory relief and damages for claimed breaches of contract and fraud arising out of BSI's June 13, 1995 acquisition of the business and assets of the Otey Crisman Golf Company. The Company disputed these claims. The Otey Crisman Golf Company was a supplier to the Company prior to the initiation of the lawsuit. Discovery in this case is ongoing. The parties are engaged in settlement discussions. However, to date no settlement has been reached by the parties and there can be no assurances that any such agreement can be reached in the future.

              In March 1996, KZ-Golf, Inc. filed an action in the Orange County Superior Court (California) against the BSI and Bullet-Cougar seeking damages for breach of contract. The complaint alleges that the plaintiff contracted on behalf of itself and as agent for two Taiwanese manufacturers to supply Bullet-Cougar with titanium and zirconium insert golf club heads. Plaintiff filed the action on its own behalf and on behalf of the Taiwanese manufacturers, Wonderswing Development Corp. and Performax Golf and Composite, Inc.(collectively with KZ Golf, Inc. "KZ") and seeks approximately $337,000 in lost profit damages based on Bullet-Cougar's purported anticipatory repudiation of the purported contract. Bullet-Cougar denies the existence of any such contract. Furthermore, it is management's position that even if a contract is found to have existed, several conditions precedent did not occur and/or were not performed by plaintiff. Discovery in this case is ongoing. As a result of Bullet-Cougar's voluntary petition for reorganization of its affairs under the Bankruptcy Code, KZ's actions will be subject to the automatic stay provided for under the Bankruptcy Code.

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

ITEM 2:       CHANGES IN SECURITIES

              (a)  NOT APPLICABLE

              (b)  NOT APPLICABLE

                  BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                       PART II
                            OTHER INFORMATION (CONTINUED)


ITEM 3:       DEFAULTS UPON SENIOR SECURITIES

              Under the terms for the private offerings of the Company's Series B, C and D Convertible Preferred Stock, the Company was required (within 120 day of funding) to file and gain effectiveness of a "shelf" registration statement with the Securities and Exchange Commission covering shares of Common Stock underlying 6,950 shares of Series B, 2,000 shares of Series C and 11,475 shares of Series D Convertible Preferred Stock or else pay additional charges to the preferred shareholders. As of November 30, the Company had not obtained registration within 120 days of funding for these securities having a total face value of $10,097,500.
              As a result, the Company is obligated to pay 3% of the net proceeds of $8,871,440 or $266,143 to the preferred shareholders. In addition, the Company is required to pay an additional 3% to the preferred shareholder for each additional 30 day period with proration of the 3% for periods of less than 30 days. As of November 30, 1996, the Company was obligated for $1,009,770 for the additional 30 day periods resulting in total additional costs of $1,275,913 as of November 30, 1996. Subsequent to November 30, 1996, the Company must pay an additional $8,871 per day until the registration statement becomes effective.

              The Company was out of compliance on its revolving line of credit and as a result, on January 9, 1997, the lender called the letter of credit in the amount of $1,600,000 and offset that amount against the borrowings under the credit facility reducing the balance then outstanding to approximately $233,000. On January 17, 1997, Clearwater Fund IV, LLC purchased the existing credit facility and modified the terms and conditions to the Bullet-Cougar as more fully described in Note 3 to the financial statements.


ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              BSI held its annual meeting on October 17, 1996. At the annual meeting the stockholders of BSI voted to:

              (1) Elect Richard P. Crane, Jr., Mark A. Green, Joseph Daniel Chandler and Leonard K. Nave as directors of BSI with 2,432,683 votes in favor and 8,200 votes abstaining. Elect John A. Haas and Douglas L. Hawthorne as directors of BSI with 2,432,883 votes in favor and 8,000 votes abstaining. Elect
              Robert E. Courtney a director of BSI with 2,425,992 votes in favor and 14,891 abstaining.

              (2) Increase the authorized Common Shares of BSI's Common Stock to 25,000,000 shares from 10,000,000 shares with 2,355,437 votes in favor, 77,046 against and 8,400 abstaining.

              (3) Amend BSI's Certificate of Incorporation, as amended, and BSI's By-laws to update and restate them to:

                   (a) Provide for the classification of the Board of Directors into three classes of Directors, each with three-year staggered terms of office with 689,323 votes in favor, 64,716 against and 10,264 abstaining.

                   (b) Provide that the Directors may be removed only for cause with 619,475 votes in favor, 123,753 against and 21,075 abstaining.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                       PART II
                            OTHER INFORMATION (CONTINUED)


                   (c) Provide that any stockholder amendments to the BSI's Bylaws, and any amendments to either of the above two provisions of the Certificate of Incorporation, if adopted, may be made only pursuant to a two-thirds vote of the stockholders. This matter was approved with 624,295 votes in favor, 115,444 against and 24,564 abstaining.

              (4) Approve the 1996 Long-Term Incentive Stock Plan with 580,545 votes in favor, 98,811 against and 47,688 abstaining.

              (5) Ratify the selection of Arthur Andersen LLP as independent public accountants for BSI for its 1997 fiscal year with 2,424,141 votes in favor, 4,424 against and 12,318 abstaining.

ITEM 5:       OTHER INFORMATION

              NOT APPLICABLE

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 10.1 - Clearwater Fund IV, LLC Loan Agreement and General Security Agreement

              (b)  Reports on Form 8-K

              On October 11, 1996, the Company announced its results of operations for the second quarter and six months ended August 31, 1996, the anticipated filling of a registration with the SEC covering shares of Common Stock underlying Convertible Preferred Stock and the introduction at the Las Vegas International PGA trade show of a new golf product incorporating an advanced technology graphite shaft.

              On January 8, 1997, the Company announced that its continuing efforts to obtain outside financing for its golf equipment business, previously disclosed by the Company as critical to its business, had not been successful, and that the Board of Directors of its wholly-owned and principal operating subsidiary, Bullet-Cougar, in a special meeting held January 8, 1997, had authorized management of Bullet-Cougar to seek relief by filing a voluntary petition for reorganization Bullet-Cougar's affairs under Chapter 11 of the Bankruptcy Code.

              Subsequent to this announcement, on January 17, 1997, Bullet-Cougar filed a voluntary petition in bankruptcy under Chapter 11 of the Bankruptcy Code.

                   BULLET SPORTS INTERNATIONAL, INC. AND SUBSIDIARY

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BULLET SPORTS INTERNATIONAL, INC.

                                       Registrant


Date:  January 20, 1997

                                       /S/ John A. Haas
                                       --------------------------------------
                                       John A. Haas
                                       President and Chief Executive Officer